Form 10QSB
period 2007-03-31
Skyview Development Corp.
filed 2007-05-15
CIK 1390016

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2007

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to

                Commission file number 000-52481


                    SKYVIEW DEVELOPMENT CORP.
(Exact name of Small Business Issuer as Specified in its Charter)

Delaware                                                 35-2287661
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or                                 Identification
organization)                                              Number)

                       68 Skyview Terrace
                    Clifton, New Jersey 07011
            (Address of Principal Executive Offices)

                         (973) 523-0835
        (Issuer's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   [  X   ] No   [      ]

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                 Yes   [  X   ]     No    [     ]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, $.00001 par value per share: 5,000,000 outstanding as of May 1, 2007

                 PART I - FINANCIAL INFORMATION



                   SKYVIEW DEVELOPMENT CORP.


                 Index to Financial Information
                  Period Ended March 31, 2007


     Item
                                                  Page

     Item 1 -  Financial Statements:

     Balance Sheet                                 4

     Statement of Operations                       5

     Statement of Shareholders' Deficiency         6

     Statement of Cash Flows                       7

     Notes to Financial Statements                 8


     Item 2 -  Management's Discussion and
               Analysis or Plan of Operation       10

     Item 3 -  Controls and Procedures             11

                             PART I



                      FINANCIAL INFORMATION



ITEM 1: FINANCIAL STATEMENTS



The financial statements of Skyview Development Corp. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-SB for the period ended January 31, 2007.

                            SKYVIEW DEVELOPMENT CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                           MARCH 31, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

                             ASSETS

Current assets:

Cash and equivalents                                                $       132
                                                                    -----------
      Total Assets                                                  $       132
                                                                    ===========

            LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:

Accrued liabilities                                                 $       500
Due to officer/shareholder                                                4,754
                                                                    -----------
      Total Liabilities                                                   5,254
                                                                    ===========

Shareholders' Deficiency:
Preferred Stock, $0.00001 par value,
2,500,000 shares authorized
None issued and outstanding
Common Stock, $0.00001 par value,
100,000,000 shares authorized
5,000,000 issued and outstanding                                             50

Deficit                                                                  (5,172)
                                                                    -----------
                                                                         (5,122)
                                                                    -----------
      Total Liabilities and Shareholders' Deficiency                $       132
                                                                    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            SKYVIEW DEVELOPMENT CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
            FOR THE PERIOD ENDED JANUARY 11, 2007 (INCEPTION) THROUGH
                           MARCH 31, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

REVENUE:                                                            $         -

EXPENSES:

Professional fees                                                         4,833
Organization expense                                                        339
                                                                    -----------
Net Loss                                                            $    (5,172)
                                                                    ===========
Basic and diluted net loss per share                                $         -
                                                                    ===========
Weighted average shares used in calculating
Basic and diluted net loss per share                                  5,000,000
                                                                    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            SKYVIEW DEVELOPMENT CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF SHAREHOLDERS' DEFICIENCY
 FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH MARCH 31, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

                                           Number
                                           Shares       Stock      Deficit       Total
                                          ---------   ---------   ---------    ---------
Balance at January 11, 2007 (Inception)           -   $       -   $       -    $       -

Net Loss for the period                           -           -      (5,172)      (5,172)

Shares Issued for cash                    5,000,000          50           -           50
                                          ---------   ---------   ---------    ---------
Balance at March 31, 2007                 5,000,000   $      50   $  (5,172)   $  (5,122)
                                          =========   =========   =========    =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            SKYVIEW DEVELOPMENT CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
      FROM JANUARY 11, 2007 (INCEPTION) THROUGH MARCH 31, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                        $      (5,172)
    Increase in accrued liabilities                           500
                                                    -------------
        Net cash used in operations                        (4,672)
Cash Flows from Financing Activities:
        Officer /shareholder loans                          4,754
        Proceeds from issuance of common stock                 50
                                                    -------------
Net increase in cash                                        4,804
Cash-Beginning of period                                        -
                                                    -------------
Cash-End of period                                  $         132
                                                    =============
Supplemental Disclosure of Cash Flow Information:
        Taxes paid                                  $           -
                                                    =============
        Interest paid                               $           -
                                                    =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            SKYVIEW DEVELOPMENT CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                           MARCH 31, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS

ORGANIZATION

Skyview Development Corp. (the "Company"), a development stage company, was incorporated in Delaware on January 11, 2007. At March 31, 2007, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to a proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31st.

CASH AND CASH EQUIVALENTS

The  Company   considers  all  highly  liquid  debt  instruments  with  original maturities of three months or less to be cash equivalents.

EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. There were no potentially dilutive common shares outstanding during the period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

INTERIM FINANCIAL INFORMATION

The interim financial statements of Skyview Development Corp. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the entire year.

                            SKYVIEW DEVELOPMENT CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                           MARCH 31, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers that the carrying amount of financial instruments, including accrued liabilities and due to officer/shareholder approximates fair value because of the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recent accounting pronouncements to have a material impact on its financial condition or results of operations.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the Company has incurred an operating loss. Such loss may impair its ability to obtain additional financing.

This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of common shares. Owners of the shares, in order not to burden the Company, have agreed to provide funding to the Company to pay its annual audit fees and filing costs as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

NOTE 2 - SHAREHOLDERS' EQUITY

On January 11, 2007, the Company issued 5,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash.

NOTE 3 - RELATED PARTY TRANSACTIONS

At March 31, 2007 a shareholder/officer has provided funding to pay for the initial operating expenses of the Company.

NOTE 4 - DUE TO SHAREHOLDER

Amounts due to shareholder are non-interest bearing and have no definite terms of repayment.

Item  2.    Management's  Discussion  and  Analysis  or  Plan  of
            Operation.

     The following should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-QSB.

Forward-Looking Statements

     This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may", "should", "expects", "intends", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. We do not intend to update these forward-looking statements.

Plan of Operation

     Skyview Development Corp., a Delaware corporation ("we", "us", "our" or the "Company"), was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

     During the next 12 months we anticipate incurring costs related to: (i) filing of Exchange Act reports, and (ii) costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. Our sole officer and director has agreed to provide funding to the Company to pay its annual audit fees and filing costs as long as the Board of Directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

     The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

     Our management anticipates that we will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.

     Because we currently do not have any business operations,
we have not had any revenues since January 11, 2007 (inception) to March 31, 2007. Total expenses for the period ended March 31, 2007 were $5,172. These expenses consisted primarily of organizational and professional fees. The Company incurred a net loss of $5,172 for the period from January 11, 2007 (inception)
to March 31, 2007.   It is unlikely that we will have any
revenues unless we are able to effect a business combination, of
which there can be no assurance.   At March 31, 2007, we had
total assets of $132, total liabilities of $5,254 and a working capital deficit of $5,122.

Off-Balance Sheet Arrangements

     We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.   Controls and Procedures.

     The Company's Principal Executive Officer and Principal Financial Officer has evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, such officer has concluded that, as of March 31, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds.

     On January 12, 2007, we issued 2,500,000 shares of our Common Stock to Donald R. McKelvey for cash consideration of $.00001 per share, and 2,500,000 shares of our Common Stock to David M. Kaye for cash consideration of $.00001 per share, for an aggregate investment of $25.00 each. We sold these shares of our Common Stock under the exemption from registration provided by
Section 4(2) of the Securities Act.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security-Holders.

     None.


Item 5.  Other Information.

          None.


Item 6.  Exhibits.

          31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
          31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SKYVIEW DEVELOPMENT CORP.
                                   (Registrant)



Dated: May 15, 2007             By: /s/ Donald R. McKelvey
                                Donald R. McKelvey, President,
                                (Principal Executive Officer and
                                Principal Accounting and Financial
                                Officer)