Form 10QSB
period 2007-06-30
Skyview Development Corp.
filed 2007-08-13
CIK 1390016

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2007

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to ______________

                        Commission file number 000-52481


                            SKYVIEW DEVELOPMENT CORP.
        (Exact name of Small Business Issuer as Specified in its Charter)

           Delaware                                      35-2287661
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification Number)

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

                               Yes |X|    No |_|

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                               Yes |X|    No |_|

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Common, $.00001 par value per share: 5,000,000 outstanding as of August 1, 2007

================================================================================

                         PART I - FINANCIAL INFORMATION


                            SKYVIEW DEVELOPMENT CORP.


                         Index to Financial Information
                           Period Ended June 30, 2007

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

                            SKYVIEW DEVELOPMENT CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                            JUNE 30, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                   June 30, 2007
                                                                    (Unaudited)
Current Assets:

Cash and Equivalents                                                 $     132
                                                                     ---------

Total Assets                                                         $     132
                                                                     =========

       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:

Accrued Liabilities                                                  $   1,000
Due to officer/shareholder                                               4,754
                                                                     ---------

    Total Liabilities                                                    5,754
                                                                     =========

Shareholders' Equity (Deficiency):

Preferred Stock, $0.00001 par value,
   2,500,000 shares authorized
   None issued and outstanding                                              --

Common Stock, $0.00001 par value,
   100,000,000 shares authorized
   5,000,000 issued and outstanding                                         50

Deficit                                                                 (5,672)
                                                                     ---------

    Total Shareholders' Equity (Deficiency)                             (5,622)
                                                                     ---------

    Total Liabilites and Shareholders' Equity (Deficiency)           $     132
                                                                     =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            SKYVIEW DEVELOPMENT CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                FOR THE PERIOD ENDED JANUARY 11, 2007 (INCEPTION)
                       THROUGH JUNE 30, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   Jan 11, 2007
                                                    Three Months    (Inception)
                                                       Ended            To
                                                   June 30, 2007   June 30, 2007


REVENUE:                                            $        --     $        --

EXPENSENS:

Professional fees                                           500           4,500
Organizations Expenses                                       --             339
Outside Services                                             --             833
                                                    -----------     -----------

Net Loss                                            $      (500)    $    (5,672)
                                                    ===========     ===========

Basic and diluted net loss per share                $        --     $        --
                                                    ===========     ===========

Weighted average shares used in calculating
  Basic and diluted net loss per share                5,000,000       5,000,000
                                                    ===========     ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            SKYVIEW DEVELOPMENT CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF SHAREHOLDERS' DEFICIENCY
  FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH JUNE 30, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

                                           Number         Common
                                           Shares          Stock         Deficit          Total

Balance at January 11, 2007 (Inception)          --       $     --       $     --        $     --

Net Loss for the period                          --             --         (5,672)         (5,672)

Shares Issued for cash                    5,000,000             50             --              50
                                                          --------       --------        --------

Balance at June 30, 2007                  5,000,000       $     50       $ (5,672)       $ (5,622)
                                          =========       ========       ========        ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            SKYVIEW DEVELOPMENT CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
       FROM JANUARY 11, 2007 (INCEPTION) THROUGH JUNE 30, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   June 30, 2007
                                                                    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                          $  (5,672)
   Increase in accrued liabilities                                       1,000
                                                                     ---------
     Net cash used in operations                                        (4,672)

Cash Flows from Financing Activities:
     Officer/shareholder loans                                           4,754
     Proceeds from issuance of common stock                                 50
                                                                     ---------
Net increase in cash                                                     4,804
Cash-Beginning of period                                                    --
                                                                     ---------
Cash-End of period                                                   $     132
                                                                     =========
Supplemental Disclosure of Cash Flow Information:
     Taxes paid                                                      $      --
                                                                     =========
     Interest paid                                                   $      --
                                                                     =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            SKYVIEW DEVELOPMENT CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS

ORGANIZATION

Skyview Development Corp. (the "Company"), a development stage company, was incorporated in Delaware on January 11, 2007. At June 30, 2007, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to a proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

INTERIM FINANCIAL INFORMATION

The interim financial statements of Skyview Development Corp. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the entire year.

                            SKYVIEW DEVELOPMENT CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

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

NOTE 3 - RELATED PARTY TRANSACTIONS

From January 11, 2007 through June 30, 2007 a shareholder/officer has provided funding to pay for the initial operating expenses of the Company.

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

      Because we currently do not have any business operations, we have not had any revenues since January 11, 2007 (inception) to June 30, 2007. Total expenses for the period ended June 30, 2007 were $5,672. These expenses consisted primarily of organizational, professional fees and outside services. The Company incurred a net loss of $5,672 for the period from January 11, 2007 (inception) to June 30, 2007. It is unlikely that we will have any revenues unless we are able to effect a business combination, of which there can be no assurance. At June 30, 2007, we had total assets of $132, total liabilities of $5,754 and a working capital deficit of $5,622.

Off-Balance Sheet Arrangements

      We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures.

      The Company's Principal Executive Officer and Principal Financial Officer has evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, such officer has concluded that, as of June 30, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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


                                     SKYVIEW DEVELOPMENT CORP.
                                     (Registrant)


Dated: August 10, 2007           By: /s/ Donald R. McKelvey
                                     ------------------------
                                     Donald R. McKelvey, President
                                     (Principal Executive Officer and
                                     Principal Accounting and Financial Officer)