Form 10-Q
period 2008-06-30
Skyview Development Corp.
filed 2008-08-13
CIK 1390016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-52481

SKYVIEW DEVELOPMENT CORP.
(Exact name of Registrant as Specified in its Charter)

Delaware	35-2287661
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

68 Skyview Terrace
Clifton, New Jersey	07011
(Address of principal	(Zip Code)
executive offices)

(973) 523-0835
(Registrant’s Telephone Number, Including Area Code)

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
Yes   ☒                     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes   ☒                     No  ☐

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.00001 par value per share: 5,000,000 outstanding as of August 1, 2008.

PART I - FINANCIAL INFORMATION

SKYVIEW DEVELOPMENT CORP.

Index to Financial Information
Period Ended June 30, 2008

PART 1

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial statements of Skyview Development Corp. (the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-KSB for the period ended December 31, 2007.

SKYVIEW DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
Current Assets:

Cash and Equivalents	$720	$240

Total Assets	$720	$240

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:

Accrued Expense	$6,000	$8,500
Due to officer/shareholder	10,754	6,754

Total Liabilities	16,754	15,254

Shareholders' Equity (Deficiency):

Preferred Stock, $0.00001 par value,
2, 500, 000 shares authorized
None issued and outstanding	-	-

Common Stock, $0.00001 par value,
100, 000, 000 shares authorized
5,000,000 issued and outstanding	50	50

Deficit Accumulated during the Development Stage	(16,084)	(15,064)

Total Shareholders' Equity (Deficiency)	(16,034)	(15,014)

Total Liabilities and Shareholders' Equity (Deficiency)	$720	$240

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH JUNE 30, 2008
AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

					January 11,
	Three	Three	Six	Six	2007
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	To
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

REVENUE:	$-	$-	$-	$-	$-

EXPENSES:

Professional fees	500	500	1,000	4,500	14,500
Organizations Expenses	-	-	-	339	339
Outside Services	-	-	-	833	1,225
Bank Service Charge	-	-	20	-	20

Net Loss	$(500)	$(500)	$(1,020)	$(5,672)	$(16,084)

Basic and diluted
net loss per share	$-	$-	$-	$-	$-

Weighted average shares
used in calculating
basic and diluted
net loss per share	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS' DEFICIENCY

(UNAUDITED)

FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH JUNE 30, 2008

	Number of	Common	Accumulated
	Shares	Stock	Deficit	Total

Balance at January 11, 2007 (Inception)	-	$-	$-	$-

Shares Issued for Cash	5,000,000	50	-	50

Net Loss for the period	-	-	(15,064)	(15,064)

Balance at December 31, 2007	5,000,000	$50	$(15,064)	$(15,014)

Net Loss for the period	-	-	(1,020)	(1,020)

Balance at June 30, 2008	5,000,000	$50	$(16,084)	$(16,034)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH JUNE 30, 2008
AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

			January 11,
	Six	Six	2007
	Months	Months	(Inception)
	Ended	Ended	To
	June 30,	June 30,	June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,020)	$(5,672)	$(16,084)
Increase(Decrease) in accrued liabilities	(2,500)	1,000	6,000
Net cash used in operations	(3,520)	(4,672)	(10,084)

Cash Flows from Financing Activities:
Officer /shareholder loans	4,000	4,754	10,754
Proceeds from issuance of common stock	-	50	50
Net cash provided from financing activities	4,000	4,804	10,804

Net increase in cash	480	132	720
Cash-Beginning of period	240	-	-
Cash-End of period	$720	$132	$720

Supplemental Disclosure of Cash Flow Information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS

ORGANIZATION

Skyview Development Corp. (the "Company"), a development stage company, was incorporated in Delaware on January 11, 2007. At June 30, 2008, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to a proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

INTERIM FINANCIAL INFORMATION

The interim financial statements of Skyview Development Corp. are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period.  The results of operations for the three and six month period ended June 30, 2008 are not necessarily indicative of the operating results for the entire year.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recent accounting pronouncements to have a material impact on its financial condition or results of operations.

SKYVIEW DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2"). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have any impact on the Company’s results of operations or financial position

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS 159 had no impact on the Company’s results of operations or financial position

GOING CONCERN

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

NOTE 3 - RELATED PARTY TRANSACTIONS

From January 11, 2007 through June 30, 2008 a shareholder/officer has provided funding to pay for the initial operating expenses of the Company.

NOTE 4 - DUE TO SHAREHOLDER

Amounts due to shareholder are non-interest bearing and have no definite terms of repayment.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

The following should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements.  We do not intend to update these forward-looking statements.

Plan of Operation

Skyview Development Corp. (“we”, “us”, “our” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Our management anticipates that we will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.

Because we currently do not have any business operations, we have not had any revenues since January 11, 2007 (inception) to June 30, 2008.  Total expenses for the three and six months ended June 30, 2008 were $500 and $1,020 compared to $500 and $5,672 for the three and six months ended June 30, 2007.   Total expenses from inception to June 30, 2008 were $16,084.  These expenses consisted primarily of organizational, professional fees and outside services.  The Company incurred a net loss of $500 and $1,020 for the three and six months ended June 30, 2008 compared to $500 and $5,672 for the three and six months ended June 30, 2007, and $16,084 for the period from January 11, 2007 (inception) to June 30, 2008.   It is unlikely that we will have any revenues unless we are able to effect a business combination, of which there can be no assurance.   At June 30, 2008, we had total assets of $720, total liabilities of $16,754 and a working capital deficit of $16,034.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.   Controls and Procedures.

The Company’s Principal Executive Officer and Principal Financial Officer has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, such officer has concluded that, as of June 30, 2008, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

SKYVIEW DEVELOPMENT CORP. (Registrant)

Dated:	August 11, 2008	By:	/s/ Donald R. McKelvey
Donald R. McKelvey, President
(Principal Executive Officer and
Principal Accounting and Financial
Officer)